Form 10-K
period 2008-12-31
Genworth Global Funding Trust 2008-17
filed 2009-03-30
CIK 1434826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-128718-40

Genworth Global Funding Trust 2008-17

(by Genworth Life and Annuity Insurance

Company as sponsor and depositor)

(Exact name of registrant as specified in its charter)

Genworth Life and Annuity Insurance Company

(Exact name of the depositor as specified in its charter)

Genworth Life and Annuity Insurance Company

(Exact name of sponsor as specified in its charter)

Virginia	54-0283385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genworth Global Funding Trust 2008-17

c/o Genworth Life and Annuity Insurance Company, as depositor

6610 West Broad Street

Richmond, Virginia

(Address of principal executive offices)

23230

(Zip Code)

Registrant’s telephone number, including area code: (804) 281-6000

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None.

DOCUMENTS INCORPORATED BY REFERENCE: None.

INFORMATION PROVIDED PURSUANT TO GENERAL

INSTRUCTION J TO FORM 10-K

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

The asset of Genworth Global Funding Trust 2008-17 (the “Trust”) is a funding agreement issued by Genworth Life and Annuity Insurance Company (“GLAIC”), as an obligor. GLAIC is subject to the informational requirements of the Securities Act of 1934, and in accordance with those requirements files periodic and current reports and other information (including financial information) with the Securities and Exchange Commission (“SEC”). You can read and copy any reports or other information GLAIC files at the SEC public reference room at 100 F Street N.E., Washington, D.C. 20549. You can also request copies of GLAIC’s documents upon payment of a duplicating fee, by writing the SEC’s public reference room. You can obtain information regarding the public reference room by calling the SEC at 1-800-SEC-0330. GLAIC’s filings are available to the public from commercial document retrieval services or over the internet at http://www.sec.gov.

This Form 10-K incorporates by reference GLAIC’s annual report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 2, 2009.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).

None.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

None.

Item 1117 of Regulation AB. Legal Proceedings.

None.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

None.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

GLAIC (the sponsor and depositor), The Bank of New York Mellon Trust Company, N.A. (in its role as indenture trustee, paying agent, registrar, transfer agent and calculation agent), and SunTrust Bank (in its role as custodian) (collectively, the “Servicing Parties”) have been identified as parties participating in the servicing function with respect to the assets held by the Trust. Each of the Servicing Parties has completed a report on assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as Exhibits 33.1, 33.2 and 33.3 to this Form 10-K. Each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by a public accounting firm, which reports are also attached as Exhibits 34.1, 34.2 and 34.3 to this Form 10-K.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Bank of New York Mellon Trust Company, N.A. (in its role as indenture trustee, paying agent, registrar, transfer agent and calculation agent) has completed a servicer compliance statement attached as Exhibit 35 to this Form 10-K.

PART I

Item 1B. Unresolved Staff Comments.

None.

PART II

Item 9B. Other Information.

None.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit 3*	Trust Agreement entered into between U.S. Bank National Association, as trustee, and GSS Holdings II, Inc., as trust beneficial owner, dated April 21, 2008.

Exhibit 4.1*	Indenture entered into between The Bank of New York Trust Company, N.A. (now known as The Bank of New York Mellon Trust Company, N.A.), as indenture trustee, and U.S. Bank National Association, as trustee, on behalf of the Trust, dated April 24, 2008.

Exhibit 4.2*	Note issued by the Trust dated April 24, 2008.

Exhibit 10.1**	Form of Expense and Indemnity Agreement by and between GLAIC and U.S. Bank National Association, as trustee (on behalf of itself and each trust).

Exhibit 10.5*	Funding Agreement issued by GLAIC to the Trust effective as of April 24, 2008.

Exhibit 31.1	Section 302 Certification.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of GLAIC.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon Trust Company, N.A.

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria of SunTrust Bank.

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, independent registered public accounting firm for GLAIC.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, independent registered public accounting firm for The Bank of New York Mellon Trust Company, N.A.

Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young LLP, independent registered public accounting firm for SunTrust Bank.

Exhibit 35	Servicer Compliance Statement of The Bank of New York Mellon Trust Company, N.A.

*	Previously filed by Genworth Life and Annuity Insurance Company (“GLAIC”) with the Commission on Form 8-K on April 24, 2008.
**	Previously filed by GLAIC with the Commission on Form 8-K on October 5, 2006.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT

TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED

SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filling of this Annual Report on Form 10-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY (Depositor)

Date: March 30, 2009	By:	/s/ Heather C. Harker
	Name:	Heather C. Harker
	Title:	Vice President and Associate General Counsel

EXHIBIT INDEX

Exhibit 3*	Trust Agreement entered into between U.S. Bank National Association, as trustee, and GSS Holdings II, Inc., as trust beneficial owner, dated April 21, 2008.

Exhibit 4.1*	Indenture entered into between The Bank of New York Trust Company, N.A. (now known as The Bank of New York Mellon Trust Company, N.A.), as indenture trustee, and U.S. Bank National Association, as trustee, on behalf of the Trust, dated April 24, 2008.

Exhibit 4.2*	Note issued by the Trust dated April 24, 2008.

Exhibit 10.1**	Form of Expense and Indemnity Agreement by and between GLAIC and U.S. Bank National Association, as trustee (on behalf of itself and each trust).

Exhibit 10.5*	Funding Agreement issued by GLAIC to the Trust effective as of April 24, 2008.

Exhibit 31.1	Section 302 Certification.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of GLAIC.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon Trust Company, N.A.

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria of SunTrust Bank.

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, independent registered public accounting firm for GLAIC.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, independent registered public accounting firm for The Bank of New York Mellon Trust Company, N.A.

Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young LLP, independent registered public accounting firm for SunTrust Bank.

Exhibit 35	Servicer Compliance Statement of The Bank of New York Mellon Trust Company, N.A.

*	Previously filed by Genworth Life and Annuity Insurance Company (“GLAIC”) with the Commission on Form 8-K on April 24, 2008.
**	Previously filed by GLAIC with the Commission on Form 8-K on October 5, 2006.

5